Form 10-Q
period 2002-06-30
ALFA UTILITY SERVICES INC
filed 2002-08-21
CIK 1169286

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from ____ to ____

                           Commission File No. 0-49694

                           ALFA UTILITY SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              30-0057068
           --------                                              ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

             396 Chrislea Road, Woodbridge, Ontario, Canada L4L 8A8
                    (Address of principal executive offices)

                       (905) 850-2220, Fax (905) 850-9152
                          (Issuer's telephone numbers)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 21, 2002, there were 22,803,058 shares of common stock outstanding.

                                   FORM 10-QSB
                           ALFA UTILITY SERVICES, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                        Page

             Item I-1. FINANCIAL STATEMENTS                                3/F-1

             Independent Accountant's Report                               5/F-3

             Consolidated Balance Sheet at June 30, 2002 (Unaudited)       6/F-5
               and December 31, 2001

             Consolidated Statement of Changes in Stockholders' Equity     7/F-5
               for the Six Months Ended June 30, 2002 and 2001
               (Unaudited)

             Consolidated Statement of Operations and Comprehensive
               Income for the Three and Six Months Ended June 30, 2002
               and 2001 (Unaudited)                                        8/F-6

             Consolidated Statement of Cash Flows for the Six Months
               Ended June 30, 2002 and 2001 (Unaudited)                    9/F-8

             Notes to Consolidated Financial Statements                   10/F-8

             Item I-2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR                11

             PLAN OF OPERATION

PART II.     OTHER INFORMATION                                                12

             Item II-1. LEGAL PROCEEDINGS  - NOT APPLICABLE                   12

             Item II-2. CHANGES IN SECURITIES AND USE OF PROCEEDS
               - NOT APPLICABLE                                               12

             Item II-3. DEFAULTS UPON SENIOR SECURITIES  - NOT APPLICABLE     12

             Item II-4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               - NOT APPLICABLE                                               12


             Item II-5. OTHER INFORMATION - NOT APPLICABLE                    12

             Item II-6. EXHIBITS AND REPORTS ON FORM 8-K  - NOT APPLICABLE    12

SIGNATURES                                                                    12

                          PART I. FINANCIAL INFORMATION

ITEM I-1.  FINANCIAL STATEMENTS (REG. S-B ITEM 310(B))

ITEM I-2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (REG. S-B ITEM 303)





                           ALFA UTILITY SERVICES, INC.
                            (A DELAWARE CORPORATION)
                           WOODBRIDGE, ONTARIO CANADA

              ----------------------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2002
              ----------------------------------------------------

ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Accountant's Report                                           F-1

Consolidated Balance Sheet at June 30, 2002 (Unaudited)
  and December 31, 2001                                                   F-2

Consolidated Statement of Changes in Stockholders' Equity for the
  Six Months Ended June 30, 2002 and 2001 (Unaudited)                     F-3

Consolidated Statement of Operations and Comprehensive Income for the
  Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)           F-4

Consolidated Statement of Cash Flows for the Six Months Ended
  June 30, 2002 and 2001 (Unaudited)                                      F-5

Notes to Consolidated Financial Statements                                F-6

                     INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
Alfa Utility Services, Inc.
Woodbridge, Ontario Canada


           We have reviewed the accompanying consolidated balance sheet of Alfa Utility Services, Inc. (A Delaware Corporation) as of June 30, 2002, and the related consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of changes in stockholders' equity, and cash flows for the six months ended June 30, 2002 and 2001. All information included in these financial statements is the responsibility of the management of Alfa Utility Services, Inc.

           We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

           Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

           We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet (presented herein) of Alfa Utility Services, Inc. as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report, dated March 29, 2002, except for Note M, as to which the date is August 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.





/s/ Rotenberg & Co., LLP
-------------------------
Rotenberg & Co., LLP
Rochester, New York
  August 7, 2002




ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA

CONSOLIDATED BALANCE SHEET
====================================================================================================
                                                                          (UNAUDITED)
                                                                           JUNE 30,       December 31,
                                                                             2002          2001
--------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                 $     5,857    $      --
Accounts Receivable - Net of Allowances                                     2,274,333      2,773,513
Inventories                                                                   471,692        410,890
Income Taxes Receivable                                                          --               28
Prepaid Expenses, Deposits and Other Current Assets                            98,489        106,828
----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                        2,850,371      3,291,259

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                      534,546      1,083,854

OTHER ASSETS
Due from Related Parties                                                      214,743        204,960
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $ 3,599,660    $ 4,580,073
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Demand Loan                                                               $   349,111    $   257,865
Capital Lease Payable - Due Within One Year                                      --           53,061
Long-Term Debt - Due Within One Year                                           65,345        160,528
Deferred Income Taxes - Due Within One Year                                   169,573        174,628
Accounts Payable and Other Accrued Expenses                                 2,241,240      2,693,201
----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                   2,825,269      3,339,283

OTHER LIABILITIES
Capital Lease Payable - Due After One Year                                       --           83,808
Long-Term Debt - Due After One Year                                           106,119        372,056
Deferred Income Taxes - Due After One Year                                     59,282         87,154
Other Liabilities                                                              10,458         12,246
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                           3,001,128      3,894,547
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock - $4.00 Par; 1,000 Shares Authorized, Issued and
                          Outstanding (Liquidation Value of $1,250,000)         4,000          4,000
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
                          22,803,058 Issued and Outstanding                    22,803         22,803
Additional Paid-In Capital                                                    107,169        107,169
Retained Earnings                                                             582,678        698,189
Accumulated Other Comprehensive Loss                                         (118,118)      (146,635)
----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                    598,532        685,526
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 3,599,660    $ 4,580,073
====================================================================================================





    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report



ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------



                                        PREFERRED STOCK         COMMON STOCK
                                     -------------------    -------------------

                                                                                                       ACCUMULATED
                                                                                                           OTHER
                                                                                                       COMPREHENSIVE
                                                                                                           LOSS -
                                      NUMBER    $4.00       NUMBER       $.001    ADDITIONAL             CUMULATIVE       TOTAL
                                        OF       PAR          OF          PAR       PAID-IN   RETAINED   TRANSLATION   STOCKHOLDERS'
                                      SHARES    VALUE       SHARES       VALUE      CAPITAL   EARNINGS   ADJUSTMENTS       EQUITY
------------------------------------------------------------------------------------------------------------------------------------

BALANCE JANUARY 1, 2001                1,000   $  4,000   12,000,000   $ 12,000   $   --     $  937,929    $ (100,494)   $  853,435

May 31, 2001 - Recapitalization as
  Alfa Utility Services, Inc.           --         --     10,802,058     10,803    107,169     (117,972)         --            --

Net Loss for the Period                 --         --           --         --         --       (198,116)         --        (198,116)

Foreign Currency Translation            --         --           --         --         --           --          (7,828)       (7,828)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE JUNE 30, 2001                  1,000      4,000   22,802,058     22,803    107,169      621,841      (108,322)      647,491

Net Income for the Period               --         --           --         --         --         76,348          --          76,348

Foreign Currency Translation            --         --           --         --         --           --         (38,313)      (38,313)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2001              1,000      4,000   22,802,058     22,803    107,169      698,189      (146,635)      685,526

Net Loss for the Period
  (Unaudited)                           --         --           --         --         --       (115,511)         --        (115,511)

Foreign Currency Translation
  (Unaudited)                           --         --           --         --         --           --          28,517        28,517
------------------------------------------------------------------------------------------------------------------------------------

BALANCE JUNE 30, 2002 (Unaudited)      1,000   $  4,000   22,802,058   $ 22,803   $107,169   $  582,678    $ (118,118)   $  598,532
====================================================================================================================================






    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report



ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA


CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
-----------------------------------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------   -------------------------

                                                  2002            2001           2002           2001
----------------------------------------------------------------------------------------------------------

SALES                                        $  2,780,087    $  2,618,760    $  5,556,298    $  4,743,233
----------------------------------------------------------------------------------------------------------
COST OF GOODS SOLD
Subdivision Material                            1,139,008       1,187,720       2,548,493       2,367,280
Wages                                             787,732         664,888       1,580,781       1,259,869
Other                                             329,744         390,071         739,552         702,483
----------------------------------------------------------------------------------------------------------

TOTAL COST OF GOODS SOLD                        2,256,484       2,242,679       4,868,826       4,329,632
----------------------------------------------------------------------------------------------------------

GROSS PROFIT                                      523,603         376,081         687,472         413,601
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
General and Administrative                        411,226         270,961         793,631         486,581
Depreciation and Amortization                       9,914           9,616          23,395          16,101
----------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                          421,140         280,577         817,026         502,682
----------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                     102,463          95,504        (129,554)        (89,081)

OTHER INCOME (EXPENSE)
Interest Expense - Net                            (13,163)        (21,565)        (29,786)        (51,440)
----------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                  89,300          73,939        (159,340)       (140,521)

Provision for (Recovery of) Income Taxes          (46,455)       (103,357)         43,829         (57,595)
----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                  42,845         (29,418)       (115,511)       (198,116)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation, net of
  Income tax of $0 in 2002 and 2001                28,386          26,236          28,517          (7,828)
----------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD   $     71,231    $     (3,182)   $    (86,994)   $   (205,944)
=========================================================================================================

INCOME (LOSS) PER COMMON SHARE - BASIC       $       0.00    $       0.00    $      (0.01)   $      (0.01)
INCOME (LOSS) PER COMMON SHARE - DILUTED     $       0.00    $       0.00    $      (0.01)   $      (0.01)
=========================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING - BASIC            22,802,058      15,679,822      22,802,058      13,850,076
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING - DILUTED          26,802,058      15,679,822      22,802,058      13,850,076
=========================================================================================================




    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report



ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Six Months Ended June 30,                                  2002         2001
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                 $(115,511)   $(198,116)

NON-CASH ADJUSTMENTS
Depreciation and Amortization                               98,767      134,365
Loss on Sale of Equipment                                   27,214         --

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts Receivable                                        609,393     (158,371)
Inventories                                                (39,743)     235,080
Income Taxes Receivable                                         28          641
Prepaid Expenses, Deposits and Other Current Assets         12,966      (54,207)
Accounts Payable and Other Accrued Expenses               (560,137)     (87,778)
Deferred Income Taxes                                      (43,828)      57,595
Other Liabilities                                           (2,289)        --
-------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                   (13,140)     (70,791)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment                 (32,283)    (141,462)
Proceeds from Sale of Property, Plant and Equipment        358,592         --
-------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                   326,309     (141,462)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Demand Loan                                  241,517      224,517
Repayment of Demand Loan                                  (165,351)        --
Repayment of Long Term Debt                               (372,969)        --
Repayments of Capital Lease Obligation                     (10,717)     (12,264)
-------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                  (307,520)     212,253
-------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                    208         --
-------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                    5,857         --

Cash and Cash Equivalents - Beginning of Period               --           --
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $   5,857    $    --
===============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Income Taxes             $    --      $    --
Cash Paid During the Period for Interest - Net           $  29,786    $  51,440
===============================================================================

NON-CASH INVESTING ACTIVITIES
Termination of Capital Leases - Equipment                $ 126,004    $    --
===============================================================================

    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE A -     BASIS OF PRESENTATION
             The condensed consolidated financial statements of Alfa Utility Services, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto, included in the Company's Form 10-SB Registration Statement, Form SB-2 Registration Statement, and other filings with the SEC.

             The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registrations with the SEC and the seasonal fluctuations of the business. Certain financial information that is not required for interim financial reporting purposes has been omitted.

             RECLASSIFICATIONS
             Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

           Statements in this Form 10-QSB which are not historical facts, nonexclusively including statements below, may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement. Such factors nonexclusively include product demand; the effect of economic conditions; the impact of competitive services, products, and pricing; product developments; supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing; acts of terrorism, war or civil unrest; and other risks set forth or incorporated herein and in Alfa's other Securities and Exchange Commission filings. Alfa does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Alfa.

           Alfa has not released and does not presently intend to release any projections of revenues or net income, or other forward-looking statements, without complying with the requirements for such statements.

INTRODUCTION TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Effective between the close of business on May 31, 2001 and the opening of business on June 1, 2001, pursuant to the terms and condition of an Amended Assignment of Stock and Amended Option Agreements and Amended Consents of Directors and Shareholders, Alfa Utility Services Inc. (a Canadian Corporation) and its wholly owned subsidiary Ontario Power Contracting Limited, became wholly owned subsidiaries of Alfa Utility Services, Inc. (a Delaware Corporation, the registrant herein, referred to as "Alfa"). That transaction has been accounted for as a recapitalization, resulting in the historical operations of Ontario Power Contracting Limited being the historical operations of Alfa Utility Services, Inc. (a Delaware Corporation). Prior to the recapitalization, Alfa Utility Services, Inc. (a Delaware Corporation) had not engaged in any form of business activity and as a result, has no operating history. Accordingly, the following discussion and analysis of financial conditions and results of operations is a discussion of the historical financial performance of Ontario Power Contracting Limited.

Alfa generates revenue by:

     o Installation of the joint use underground primary, secondary and streetlight distribution systems for residential developments
     o Reconstruction and rehabilitation of parts of a Public Utility's primary and secondary distribution systems
     o General civil/electrical and maintenance work for existing power producers and energy service providers
     o    Installation of new underground communications distribution systems
     o Installation of natural gas, waterworks, and sewer distribution systems
     o Design and installation of electrical utilities, communications, natural gas pipelines, sewer and waterworks systems in new development sites for developers and municipalities

           The following discussion and analysis of Alfa's financial condition and results of operations should be read in conjunction with the financial statements appearing in Item 1 of this Form 10-QSB.

RESULTS OF OPERATIONS

         The following table sets forth a statement of operations and comprehensive income data of Alfa expressed as a percentage of sales for the periods indicated:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                                  2002           2001            2002          2001
                                               ----------------------------------------------------------
                                                     PERCENTAGES                 PERCENTAGES
Total Sales                                            100.0          100.0           100.0        100.0
Total Cost of Goods Sold                                81.1           85.6            87.6         91.3
                                               ----------------------------------------------------------
Gross Profit                                            18.9           14.4            12.4          8.7
Total Operating Expenses                                15.2           10.7            14.7         10.6
                                               ----------------------------------------------------------
Income (Loss) From Operations                            3.7            3.7            -2.3         -1.9
Interest Expense, Net                                   -0.5           -0.8            -0.6         -1.1
                                               ----------------------------------------------------------
Income (Loss) Before Income Taxes                        3.2            2.9            -2.9         -3.0
Provision for (Recovery of) Income Tax                   1.7           -4.0            -0.8         -1.2
                                               ----------------------------------------------------------
Net Income (Loss)                                        1.5           -1.1            -2.1         -4.2
Other Comprehensive Income (Loss),
    Net of Income Tax                                    1.1           -1.0             0.5         -0.1
                                               ----------------------------------------------------------
Comprehensive Income (Loss)                              2.6           -0.1            -1.6         -4.3
                                               ==========================================================


THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

SALES

           Sales for the three months ended June 30, 2002 increased $161,000 or 6% to $2,780,000 from $2,619,000 for the three months ended June 30, 2001.

COST OF GOODS SOLD

           Cost of Goods Sold for the three months ended June 30, 2002 was $2,257,000 or 81.1% of sales as compared to $2,243,000 or 85.6% of sales for the three months ended June 30, 2001.

           The decrease in cost of goods sold as a percentage of sales is due to better purchasing of materials and increased efficiency. In addition, Alfa is taking advantage of just-in-time inventory as much as possible which is helping to reduce the materials costs. In addition, there has been a change in the mix of Alfa's business toward Natural Gas which has lower material costs and a resulting higher gross profit.

GENERAL AND ADMINISTRATIVE EXPENSE

           General and administrative expense for the three months ended June 30, 2002 increased $140,000 or 52% to $411,000 from $271,000 for the three months ended June 30, 2001.

           This increase in general and administrative expense is mainly a result of increased spending in a number of areas. Administrative salaries increased $28,000 primarily due to the hiring of a Chief Financial Officer during the second quarter of 2001. Office salaries increased $31,000 to accommodate the growth in sales which occurred during 2001. In conjunction with that, related office expenses related to the increased staffing increased $10,000. Insurance expense increased $10,000 due to the need for more insurance to cover the growth of Alfa since the prior year. Professional service fees increased $59,000 due to the costs associated with the registration of Alfa's securities with the Securities and Exchange Commission.

INTEREST EXPENSE

           Interest expense for the three months ended June 30, 2002 decreased $8,000 or 39% to $13,000 from $22,000 for the three months ended June 30, 2001.

           This decrease is a product of three factors; the improved management of operating debt, the repayment of term debt and the increased use of operating leases to finance the acquisition of equipment.

           Alfa has implemented cash flow forecasting models along with other cash management practices that have reduced Alfa's dependence on bank operating debt. These practices have permitted Alfa to finance increased revenues and accounts receivable with reduced dependence on bank lines of credit.

PROVISION FOR INCOME TAXES

           The provision for income taxes has decreased $57,000 to $46,000 for the three months ended June 30, 2002 from $103,000 for the three months ended June 30, 2001 due to the adjustment of deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for the higher tax rate that Alfa will be required to pay due to becoming a "public" reporting company which was required in the second quarter of 2001. Previously, Alfa was able to take advantage of the Canadian controlled small corporation tax incentive whereby all income under $200,000 (CDN) is taxed at a rate of 20%. Alfa's acquisition of Ontario Power resulted in a loss of Alfa's ability to use this preferred tax rate.

NET INCOME

           The net income for the three months ended June 30, 2002 was $43,000 compared to a net loss of $29,000 for the three months ended June 30, 2001. The main factors contributing to this was an increase in gross profit of $148,000 and a decrease in the provision for income taxes of $57,000 offset by an increase in general and administrative expenses of $140,000.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

SALES

           Sales for the six months ended June 30, 2002 increased $813,000 or 17% to $5,556,000 from $4,743,000 for the six months ended June 30, 2001.

           Sales growth was driven by increased activities in the Residential Subdivision-Servicing group with an increase in revenue of $200,000 in 2002 over 2001. The growth is attributed to management's focus on quality service. This focus on quality has strengthened relationships in the client community which in turn has resulted in increased business for Alfa. In addition to improved volume generated by the aforementioned group, the Natural Gas group increased capacity in the second quarter of 2001 to allow for the complete internal fulfillment of gas infrastructure requirements. Historically, Ontario Power had jointly bid on projects and contracted out the natural gas portion. Management expects the volume of revenue obtained from the Natural Gas group to grow in importance and represent 10% of Alfa's gross volume by the end of 2002. Previously, this group represented less than 3% of Alfa's volumes as the natural gas portion was contracted out to other companies. This group had an increase in revenue of $400,000 in 2002 over 2001.

COST OF GOODS SOLD

           Cost of Goods Sold for the six months ended June 30, 2002 was $4,869,000 or 87.6% of sales as compared to $4,330,000 or 91.3% of sales for the six months ended June 30, 2001.

           The decrease in cost of goods sold as a percentage of sales is due to better purchasing of materials and increased efficiency. In addition, Alfa is taking advantage of just-in-time inventory as much as possible which is helping to reduce the materials costs. In addition, there has been a change in the mix of Alfa's business toward Natural Gas which has lower material costs and a resulting higher gross profit.


GENERAL AND ADMINISTRATIVE EXPENSE

           General and administrative expense for the six months ended June 30, 2002 increased $307,000 or 63% to $794,000 from $487,000 for the six months ended June 30, 2001.

           This increase in general and administrative expense is mainly a result of increased spending in a number of areas. Office salaries increased $70,000 to accommodate the growth in sales which occurred during 2001. In conjunction with that, related office expenses related to the increased staffing increased $35,000. Insurance expense increased $21,000 due to the need for more insurance to cover the growth of Alfa since the prior year. Management fees paid to Alfa's President were $48,000 in 2002 and there was no fees paid in the first six months of 2001. Professional service fees increased $95,000 due to the costs associated with the registration of Alfa's securities with the Securities and Exchange Commission.

INTEREST EXPENSE

              Interest expense for the six months ended June 30, 2002 decreased $21,000 or 42% to $30,000 from $51,000 for the six months ended June 30, 2001.

This decrease is a product of three factors; the improved management of operating debt, the repayment of term debt and the increased use of operating leases to finance the acquisition of debt.

           Alfa has implemented cash flow forecasting models along with other cash management practices that have reduced Alfa's dependence on bank operating debt. These practices have permitted Alfa to finance increased revenues and accounts receivable with reduced dependence on bank lines of credit.

PROVISION FOR INCOME TAXES

           The provision for income taxes has decreased $102,000 to a recovery of $44,000 for the six months ended June 30, 2002 from a provision for income taxes of $58,000 for the six months ended June 30, 2001 due to the adjustment of deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", for the higher tax rate that Alfa will be required to pay due to becoming a "public" reporting company. Previously, Alfa was able to take advantage of the Canadian controlled small corporation tax incentive whereby all income under $200,000 (CDN) is taxed at a rate of 20%. Alfa's acquisition of Ontario Power resulted in a loss of Alfa's ability to use this preferred tax rate.

NET LOSS

           The net loss for the six months ended June 30, 2002 decreased $82,000 to $116,000 from $198,000 for the six months ended June 30, 2001. The main factors contributing to this increase was an increase in gross profit of $274,000, a decrease in interest expense of $22,000, a decrease in income tax expense of $101,000 offset by an increase in general and administrative expenses of $307,000.

CAPITAL RESOURCES AND LIQUIDITY

           Alfa's cash flow used in operations was $13,000 and $71,000 for the six months ended June 30, 2002 and 2001, respectively. The increase is due to a decrease in the net loss and a decrease in accounts receivable due to better collection efforts and a shift in the mix of business. This was offset by an increase in inventories of $40,000 as compared to a decrease in inventories in the prior year of $235,000. This change is due to the management of inventory which was occurring during the prior year. Inventory is now at its ideal amount and could not be reduced any further. Also offsetting the cash inflows was a decrease in accounts payable.

           Cash provided by investing activities was $326,000 for the six months ended June 30, 2002. Cash used in investing activities was $141,000 for the six months ended June 30, 2001. The increase in cash provided is due to the fact that there were lower purchases of property, plant and equipment and proceeds from sales of property, plant and equipment in 2002.

           Cash used in financing activities was $308,000 for the six months ended June 30, 2002. Cash provided by financing activities was $212,000 for the six months ended June 30, 2001. The change is due to net repayment on borrowings in the six months ended June 30, 2002 and net borrowings in the six months ended June 30, 2001.

           The decrease in accounts receivable of $0.5 million from December 31, 2001 to June 30, 2002 is due to an increase in sales of $0.2 million in the second quarter ended June 30, 2002 compared to an increase in sales of $1.1 million in the fourth quarter ended December 31, 2001.

           Property, plant and equipment, net has decreased from $1.1 million at December 31, 2001 to $0.5 million at June 30, 2002 and long-term debt has decreased from $0.5 million at December 31, 2001 to $0.2 million at June 30, 2002 due to the sale-leaseback of equipment during the six months ended June 30, 2002.

           Alfa generally does not maintain cash balances as all funds are currently being reinvested into Alfa to continue to grow the Company. Alfa currently has a Revolving Demand Loan in the amount of the lesser of $1 million
(CDN) or 80% of the receivables value, as defined in the credit agreement (of which $349,111 was outstanding as of June 30, 2002). The loan bears interest at the prime rate plus 1%. Alfa also must pay an administration fee of $50 monthly.

           The demand loan is renewable yearly. Interest only is payable monthly on the demand loan. The demand loan is secured by all assets of Alfa, various insurance policies and a personal guarantee of one of the directors of Alfa.

           The demand loan contains various covenants pertaining to the maintenance of net worth, direct borrowings, leverage and liquidity requirements. At June 30, 2002, Alfa was not in compliance with the net worth, leverage and liquidity ratios. Under the terms of the agreement, the bank may call the loan if Alfa is in violation of any restrictive covenant. Alfa has not obtained a waiver from the bank. The management of Alfa has the means and the willingness to refinance the debt should demand for payment be made through collateralizing its fixed assets. As of August 14, 2002, the bank has not called the loan and continues to allow Alfa to borrow under the original terms of the agreement, having renewed it twice while out of compliance with one or more ratio maintenance provisions.

              The continued availability of the demand loan is necessary in order for management to continue to grow the business. If the demand loan or similar financing was not available, Alfa would be required to slow growth in order to have the necessary cash to meet its obligations.

INFLATION

         Alfa does not believe its operations have been materially affected by inflation. Inflation is not expected to have a material future effect.

                           PART II. OTHER INFORMATION

ITEM II-1.  LEGAL PROCEEDINGS (REG. S-B ITEM 103) - NOT APPLICABLE

ITEM II-2. CHANGES IN SECURITIES AND USE OF PROCEEDS (10-QSB ITEM II-2, REG. S-B ITEM 701, RULE 463) - NOT APPLICABLE

ITEM II-3.  DEFAULTS UPON SENIOR SECURITIES  - NOT APPLICABLE

ITEM II-4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -
            NOT APPLICABLE

ITEM II-5.  OTHER INFORMATION  (FORM 8-K) - NOT APPLICABLE

ITEM II-6. EXHIBITS AND REPORTS ON FORM 8-K  - NOT APPLICABLE

               (A) EXHIBITS:

SEC Ref. No.               Title of Document                        Location
NOT APPLICABLE (Previously reported, and no contracts entered into during the quarter are deemed by management to be material in the light of the registrant's operating results, financial conditions and other factors.)

               (B) REPORTS ON FORM 8-K:  None in this quarter.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALFA UTILITY SERVICES, INC.



                                      /S/       JOSEPH ALFANO
                                      ------------------------------------------
Date:  August  21, 2002               Joseph Alfano, President



Date:  August 21, 2002                /S/       ROBERT SIMONE
                                      ------------------------------------------
                                      Robert Simone, CFO, Vice President Finance
                                      (Principal Financial and Chief
                                        Accounting Officer)