Form 10QSB
period 2002-09-30
ALFA UTILITY SERVICES INC
filed 2002-11-14
CIK 1169286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           COMMISSION FILE NO. 0-49694

                           ALFA UTILITY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         30-0057068
   ----------------------                             ------------------
  (State of incorporation)                             (I.R.S. Employer
                                                     Identification Number)


                                396 CHRISLEA ROAD
                       WOODBRIDGE, ONTARIO CANADA L4L 8A8
               (address of principal executive offices) (Zip Code)


                       (905) 850-2220, FAX (905) 850-9152
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES [X] NO [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, of 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court.

                              YES [ ] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2002, there were 22,803,058 shares of common stock outstanding.

                                   FORM 10-QSB
                           ALFA UTILITY SERVICES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE

            Item I-1. FINANCIAL STATEMENTS                                    3

            Independent Accountant's Report                                5/F-1

            Consolidated Balance Sheet at September 30, 2002 (Unaudited)   6/F-2
               and December 31, 2001

             Consolidated Statement of Changes in Stockholders' Equity     7/F-3
               for the Nine Months Ended September 30, 2002 and 2001
               (Unaudited)

             Consolidated Statement of Operations and Comprehensive
               Income for the Three and Nine Months Ended
              September 30, 2002 and 2001 (Unaudited)                      8/F-4

             Consolidated Statement of Cash Flows for the Nine Months
               Ended September 30, 2002 and 2001 (Unaudited)               9/F-5

             Notes to Consolidated Financial Statements                   10/F-6

             Item I-2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR               11
              PLAN OF OPERATION

             Item I-3. CONTROLS AND PROCEDURES.  (Regulation SB
              Item 307)                                                      16

PART II.     OTHER INFORMATION                                               16

             Item II-1. LEGAL PROCEEDINGS  - NOT APPLICABLE                  16

             Item II-2. CHANGES IN SECURITIES AND USE OF PROCEEDS
               - NOT APPLICABLE                                              16

             Item II-3. DEFAULTS UPON SENIOR SECURITIES  -
              - NOT APPLICABLE                                               16

             Item II-4. SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS - NOT APPLICABLE                              16

             Item II-5. OTHER INFORMATION - NOT APPLICABLE                   16


           Item II-6. EXHIBITS AND REPORTS ON FORM 8-K
               - NOT APPLICABLE                                              16

SIGNATURES                                                                   16

                          PART I. FINANCIAL INFORMATION

ITEM I-1.  FINANCIAL STATEMENTS (REG. S-B ITEM 310(B))

                           ALFA UTILITY SERVICES, INC.
                            (A DELAWARE CORPORATION)
                           WOODBRIDGE, ONTARIO CANADA

              ----------------------------------------------------
                                FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2002
              ----------------------------------------------------

ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA


TABLE OF CONTENTS
------------------------------------------------------------------------------


Independent Accountant's Report                                             F-1

Consolidated Balance Sheet at September 30, 2002 (Unaudited)
  and December 31, 2001                                                     F-2

Consolidated Statement of Changes in Stockholders' Equity for the
  Nine Months Ended September 30, 2002 and 2001 (Unaudited)                 F-3

Consolidated Statement of Operations and Comprehensive Income for the
  Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)       F-4

Consolidated Statement of Cash Flows for the Nine Months Ended
  September 30, 2002 and 2001 (Unaudited)                                   F-5

Notes to Consolidated Financial Statements                                  F-6

                     INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
Alfa Utility Services, Inc.
Woodbridge, Ontario Canada


           We have reviewed the accompanying consolidated balance sheet of Alfa Utility Services, Inc. (A Delaware Corporation) as of September 30, 2002, and the related consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of changes in stockholders' equity, and cash flows for the nine months ended September 30, 2002 and 2001. All information included in these financial statements is the responsibility of the management of Alfa Utility Services, Inc.

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






/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  November 12, 2002


ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA

CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
                                                                          SEPTEMBER 30,                December 31,
                                                                              2002                      2001
---------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                         $  2,491                   $   --
Accounts Receivable - Net of Allowances                                          2,962,419                2,773,513
Inventories                                                                        499,098                  410,890
Income Taxes Receivable                                                                 28                       28
Prepaid Expenses, Deposits and Other Current Assets                                 81,944                  106,828
---------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                             3,545,980                3,291,259

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                           499,838                1,083,854

OTHER ASSETS
Due from Related Parties                                                           206,570                  204,960
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $ 4,252,388              $ 4,580,073
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Demand Loan                                                                      $ 266,125                $ 257,865
Capital Lease Payable - Due Within One Year                                             --                   53,061
Long-Term Debt - Due Within One Year                                                59,417                  160,528
Deferred Income Taxes - Due Within One Year                                        272,093                  174,628
Accounts Payable and Other Accrued Expenses                                      2,874,513                2,693,201
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                        3,472,148                3,339,283

OTHER LIABILITIES
Capital Lease Payable - Due After One Year                                              --                   83,808
Long-Term Debt - Due After One Year                                                 88,874                  372,056
Deferred Income Taxes  -  Due After One Year                                        63,587                   87,154
Other Liabilities                                                                    8,920                   12,246
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                3,633,529                3,894,547
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock - $4.00 Par; 1,000 Shares Authorized, Issued and
                            Outstanding (Liquidation Value of $1,250,000)            4,000                    4,000
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
                            22,803,058 Issued and Outstanding                       22,803                   22,803
Additional Paid-In Capital                                                         107,169                  107,169
Retained Earnings                                                                  625,723                  698,189
Accumulated Other Comprehensive Loss                                              (140,836)                (146,635)
---------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                         618,859                  685,526
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 4,252,388              $ 4,580,073
===================================================================================================================






    The accompanying notes are an integral part of this financial statement.



ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------- ----------------------------------------------------------------------------------
                                           PREFERRED STOCK               COMMON STOCK                     ACCUMULATED
                                        -------------------------------------------------                   OTHER
                                        -------------------------------------------------                COMPREHENSIVE
                                                                                                            LOSS -
                                      NUMBER      $4.00       NUMBER       $.001    ADDITIONAL             CUMULATIVE      TOTAL
                                        OF         PAR          OF          PAR      PAID-IN    RETAINED  TRANSLATION  STOCKHOLDERS'
                                      SHARES      VALUE       SHARES       VALUE     CAPITAL    EARNINGS  ADJUSTMENTS      EQUITY
----------------------------------------------- ------------------------------------------------------------------------------------
BALANCE JANUARY 1, 2001                1,000     $ 4,000     12,000,000   $ 12,000       $  --  $ 937,929  $(100,494)    $ 853,435

May 31, 2001 - Recapitalization as
  Alfa Utility Services, Inc.             --          --     10,802,058     10,803     107,169   (117,972)          --           --

Net Loss for the Period (Unaudited)       --          --             --         --          --   (165,222)          --    (165,222)

Foreign Currency Translation
       (Unaudited)                        --          --             --         --          --         --    (38,591)      (38,591)
-------------------------------------------- --------------------------------------------------------------------------------------

BALANCE SEPTEMBER 30, 2001             1,000       4,000     22,802,058     22,803     107,169    654,735   (139,085)      649,622
(Unaudited)

Net Income for the Period (Unaudited)     --          --             --         --          --     43,454          --       43,454

Foreign Currency Translation
      (Unaudited)                         --          --             --         --          --         --     (7,550)       (7,550)
-------------------------------------------- --------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2001              1,000       4,000     22,802,058     22,803     107,169    698,189   (146,635)      685,526

Net Loss for the Period (Unaudited)       --          --             --         --          --    (72,466)        --       (72,466)

Foreign Currency Translation
      (Unaudited)                         --          --             --         --          --         --      5,799         5,799
-------------------------------------------- --------------------------------------------------------------------------------------

BALANCE SEPTEMBER 30, 2002             1,000     $ 4,000     22,802,058   $ 22,803   $ 107,169  $ 625,723  $(140,836)    $ 618,859
(Unaudited)
-------------------------------------------- --------------------------------------------------------------------------------------




    The accompanying notes are an integral part of this financial statement.


ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME--Unaudited
-----------------------------------------------------------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------    ----------------------------------------
                                                    2002                  2001                      2002                     2001
-----------------------------------------------------------------------------------------------------------------------------------
SALES                                            $ 4,055,455           $ 3,808,892              $ 9,605,445            $ 8,477,529
-----------------------------------------------------------------------------------------------------------------------------------

COST OF GOODS SOLD
Subdivision Material                               1,820,936             2,028,000                4,366,739              4,358,730
Wages                                              1,251,005               939,854                2,829,487              2,179,526
Other                                                521,370               448,817                1,260,178              1,139,636
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COST OF GOODS SOLD                           3,593,311             3,416,671                8,456,404              7,677,892
-----------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                         462,144               392,221                1,149,041                799,637
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
General and Administrative                           282,601               309,291                1,076,873                787,784
Depreciation and Amortization                          9,173                 8,349                   32,583                 24,173
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                             291,774               317,640                1,109,456                811,957
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                        170,370                74,581                   39,585                (12,320)

OTHER INCOME (EXPENSE)
Interest Expense - Net                                (9,984)              (25,299)                 (39,798)               (75,845)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                    160,386                49,282                     (213)               (88,165)

Provision for Income Taxes                           116,805                20,505                   72,253                 77,057
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                     43,581                28,777                  (72,466)              (165,222)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation, net of
  Income tax of $0 in 2002 and 2001                  (23,919)              (26,655)                   5,799                (38,591)
-----------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD         $  19,662             $   2,122          $       (66,667)        $     (203,813)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE - BASIC             $    0.00             $    0.00          $         (0.00)        $        (0.00)
INCOME (LOSS) PER COMMON SHARE - DILUTED           $    0.00             $    0.00          $         (0.00)        $        (0.00)
-----------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING - BASIC               22,802,058            22,802,058               22,802,058              16,866,681
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING - DILUTED             26,802,058            26,802,058               22,802,058              16,866,681
-----------------------------------------------------------------------------------------------------------------------------------




    The accompanying notes are an integral part of this financial statement.



ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
--------------------------------------------------------------------------------
Nine Months Ended September 30,                            2002          2001
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                 $ (72,466)   $(165,222)

NON-CASH ADJUSTMENTS
Depreciation and Amortization                              132,607      134,365
Loss on Sale of Equipment                                   27,286         --

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts Receivable                                       (168,071)    (158,371)
Inventories                                                (85,467)     235,080
Income Taxes Receivable                                       --            641
Prepaid Expenses, Deposits and Other Current Assets         25,871      (54,207)
Accounts Payable and Other Accrued Expenses                161,064      (87,778)
Deferred Income Taxes                                       72,253       57,595
Other Liabilities                                           (3,442)        --
--------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                    89,635      (37,897)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property, Plant and Equipment                 (51,499)    (141,462)
Proceeds from Sale of Property, Plant and Equipment        359,545         --
--------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                   308,046     (141,462)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Demand Loan                                  350,493      224,517
Repayment of Demand Loan                                  (344,224)        --
Repayment of Long Term Debt                               (390,704)        --
Repayments of Capital Lease Obligation                     (10,745)     (12,264)
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                  (395,180)     212,253
--------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                    (10)        --
--------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                    2,491       32,894

Cash and Cash Equivalents - Beginning of Period               --           --
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $   2,491    $  32,894
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Income Taxes             $    --      $    --
Cash Paid During the Period for Interest - Net           $  39,798    $  75,845
--------------------------------------------------------------------------------

NON-CASH INVESTING ACTIVITIES
Termination of Capital Leases - Equipment                $ 127,989    $    --
--------------------------------------------------------------------------------



    The accompanying notes are an integral part of this financial statement.


ALFA UTILITY SERVICES, INC.
(A DELAWARE CORPORATION)
WOODBRIDGE, ONTARIO CANADA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

         The following table sets forth a statement of operations and comprehensive income data of Alfa expressed as a percentage of sales for the periods indicated:



                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                             2002           2001            2002          2001
                                          ----------------------------------------------------------
                                                   PERCENTAGES                 PERCENTAGES
Total Sales                                       100.0          100.0           100.0        100.0
Total Cost of Goods Sold                           88.6           89.7            88.0         90.6
                                          ----------------------------------------------------------
Gross Profit                                       11.4           10.3            12.0          9.4
Total Operating Expenses                            7.2            8.3            11.6          9.6
                                          ----------------------------------------------------------
Income (Loss) From Operations                       4.2            2.0             0.4         -0.2
Interest Expense, Net                              -0.2           -0.7            -0.4         -0.9
                                          ----------------------------------------------------------
Income (Loss) Before Income Taxes                   4.0            1.3             0.0         -1.1
Provision for (Recovery of) Income Tax              2.9           -0.5            -0.8         -0.9
                                          ----------------------------------------------------------
Net Income (Loss)                                   1.1            0.8            -0.8         -2.0
Other Comprehensive Income (Loss),
    Net of Income Tax                              -0.6           -0.7             0.1         -0.4
                                          ----------------------------------------------------------
Comprehensive Income (Loss)                         0.5            0.1            -0.7         -2.4
                                          ==========================================================


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

SALES

           Sales for the three months ended September 30, 2002 increased $247,000 or 6% to $4,055,000 from $3,809,000 for the three months ended September 30, 2001.

COST OF GOODS SOLD

           Cost of Goods Sold for the three months ended September 30, 2002 was $3,593,000 or 88.6% of sales as compared to $3,417,000 or 89.7% of sales for the three months ended September 30, 2001.

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

GENERAL AND ADMINISTRATIVE EXPENSE

           General and administrative expense for the three months ended September 30, 2002 decreased $26,000 or 9% to $283,000 from $309,000 for the three months ended September 30, 2001.

INTEREST EXPENSE

           Interest expense for the three months ended September 30, 2002 decreased $15,000 or 61% to $10,000 from $25,000 for the three months ended September 30, 2001.

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

PROVISION FOR INCOME TAXES

           The provision for income taxes has increased $96,000 to $117,000 for the three months ended September 30, 2002 from $21,000 for the three months ended September 30, 2001 due to the adjustment to deferred taxes related to accounts receivable and fixed assets.

NET INCOME

           The net income for the three months ended September 30, 2002 increased $15,000 to $44,000 from $29,000 for the three months ended September 30, 2001. The main factors contributing to this was an increase in gross profit of $70,000, a decrease is general and administrative expense of $26,000 and a decrease in interest of $15,000 offset by an increase in the provision for income taxes of $96,000.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

SALES

           Sales for the nine months ended September 30, 2002 increased $1,128,000 or 13% to $9,605,000 from $8,478,000 for the nine months ended
September 30, 2001.

           Sales growth was driven by increased activities in the Residential Subdivision. The growth is attributed to management's focus on quality service. This focus on quality has strengthened relationships in the client community which in turn has resulted in increased business for Alfa. In addition to improved volume generated by the aforementioned group, the Natural Gas group increased capacity in the second quarter of 2001 to allow for the complete internal fulfillment of gas infrastructure requirements. Historically, Ontario Power had jointly bid on projects and contracted out the natural gas portion. Management expects the volume of revenue obtained from the Natural Gas group to grow in importance and represent 10% of Alfa's gross volume by the end of 2002. Previously, this group represented less than 3% of Alfa's volumes as the natural gas portion was contracted out to other companies.

COST OF GOODS SOLD

           Cost of Goods Sold for the nine months ended September 30, 2002 was $8,456,000 or 88.0% of sales as compared to $7,678,000 or 90.6% of sales for the nine months ended September 30, 2001.

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


GENERAL AND ADMINISTRATIVE EXPENSE

           General and administrative expense for the nine months ended September 30, 2002 increased $289,000 or 37% to $1,077,000 from $788,000 for the nine months ended September 30, 2001.

           This increase in general and administrative expense is mainly a result of increased spending in a number of areas. Office salaries increased $110,000 to accommodate the growth in sales which began in 2001. In conjunction with that, related office expenses related to the increased staffing increased $24,000. Insurance expense increased $31,000 due to the need for more insurance to cover the growth of Alfa since the prior year. Management fees paid to Alfa's President increased $45,000 in 2002 as no fees paid in the first six months of 2001. Professional service fees increased $48,000 due to the costs associated with the registration of Alfa's securities with the Securities and Exchange Commission.

INTEREST EXPENSE

              Interest expense for the nine months ended September 30, 2002 decreased $36,000 or 48% to $40,000 from $76,000 for the nine months ended September 30, 2001.

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

NET LOSS

           The net loss for the nine months ended September 30, 2002 decreased $93,000 to $72,000 from $165,000 for the nine months ended September 30, 2001. The main factors contributing to this increase was an increase in gross profit of $349,000 and a decrease in interest expense of $36,000, offset by an increase in general and administrative expenses of $289,000.

CAPITAL RESOURCES AND LIQUIDITY

           Alfa's cash flow provided by operations was $90,000 for the nine months ended September 30, 2002 and cash flows used by operations was $38,000 for the nine months ended September 30, 2001. The increase is due to a decrease in the net loss, an increase in prepaid expenses, an increase in accounts payable and accrued expenses and an increase in deferred taxes. This was offset by an increase in accounts receivable and inventories.

           Cash provided by investing activities was $308,000 for the nine months ended September 30, 2002. Cash used in investing activities was $141,000 for the nine months ended September 30, 2001. The increase in cash provided is due to the fact that there were lower purchases of property, plant and equipment and higher proceeds from sales of property, plant and equipment in 2002.

           Cash used in financing activities was $395,000 for the nine months ended September 30, 2002. Cash provided by financing activities was $212,000 for the nine months ended September 30, 2001. The change is due to net repayment on borrowings in the nine months ended September 30, 2002 and net borrowings in the nine months ended September 30, 2001.

           Property, plant and equipment, net has decreased from $1.1 million at December 31, 2001 to $0.5 million at September 30, 2002 and long-term debt has decreased from $0.5 million at December 31, 2001 to $0.1 million at September 30, 2002 due to the sale-leaseback of equipment during the nine months ended September 30, 2002.

           Alfa generally does not maintain cash balances as all funds are currently being reinvested into Alfa to continue to grow the Company. Alfa currently has a Revolving Demand Loan in the amount of the lesser of $1 million
(CDN) or 80% of the receivables value, as defined in the credit agreement (of which $266,125 was outstanding as of September 30, 2002). The loan bears interest at the prime rate plus 1%. Alfa also must pay an administration fee of $50 monthly.

           The demand loan is renewable yearly. Interest only is payable monthly on the demand loan. The demand loan is secured by all assets of Alfa, various insurance policies and a personal guarantee of one of the directors of Alfa.

           The demand loan contains various covenants pertaining to the maintenance of net worth, direct borrowings, leverage and liquidity requirements. At September 30, 2002, Alfa was not in compliance with the net worth, leverage and liquidity ratios. Under the terms of the agreement, the bank may call the loan if Alfa is in violation of any restrictive covenant. Alfa has not obtained a waiver from the bank. The management of Alfa has the means and the willingness to refinance the debt should demand for payment be made through collateralizing its fixed assets. As of November 13, 2002, the bank has not called the loan and continues to allow Alfa to borrow under the original terms of the agreement, having renewed it twice while out of compliance with one or more ratio maintenance provisions.

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

ITEM I-3. CONTROLS AND PROCEDURES.  (REGULATION SB ITEM 307)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
------------------------------------------------

           The conclusions of Alfa's principal executive officer and principal financial officer about the effectiveness of Alfa's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-14(c) and summarized below), based on evaluation within 90 days of filing the report, are that they are effective in their design and implementation, except as follows:
NOT APPLICABLE.

           "DISCLOSURE CONTROLS AND PROCEDURES" means controls and other procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. DISCLOSURE CONTROLS AND PROCEDURES include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the internal controls or in other factors that could significantly affect them (for better or worse) after the above described evaluation, including any corrective actions as to significant deficiencies and material weaknesses, except as follows: NOT APPLICABLE.

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

(B)        Reports on Form 8-K:  None in this quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                              ALFA UTILITY SERVICES, INC.



November 14, 2002             By:    /S/  JOSEPH ALFANO
                              -------------------------------------------------
                              Joseph Alfano, President


November 14, 2002             By:    /S/  ROBERT SIMONE
                              -------------------------------------------------
                              Robert Simone, CFO, Vice President Finance
                             (Principal Financial and Chief Accounting Officer)

                                  CERTIFICATION

           In connection with the Quarterly Report of Alfa Utility Services, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Joseph Alfano, Principal Executive Officer of the Company and Robert Simone, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  November 14, 2002         /S/  JOSEPH ALFANO
                                 -------------------------------------------
                                 Joseph Alfano
                                 President
                                 (Principal Executive Officer)

                                 /S/  ROBERT SIMONE
                                 --------------------------------------------
                                 Robert Simone,
                                 Vice President Finance, Treasurer and CFO
                                 (Principal Financial Officer)

I, JOSEPH ALFANO, certify that:

           1. I have reviewed this quarterly report on Form 10-QSB of ALFA UTILITY SERVICES, INC.;

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


               /S/ JOSEPH ALFANO
               -----------------------------
               /s/ JOSEPH ALFANO, President
               (Principal Executive Officer)

I, ROBERT SIMONE, certify that:

           1. I have reviewed this quarterly report on Form 10-QSB of ALFA UTILITY SERVICES, INC.;
           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                    /S/ ROBERT SIMONE
                                    --------------------
                                    ROBERT SIMONE,
                                    Vice President Finance, Treasurer and CFO
                                    (Principal Financial Officer)